Form 10-Q
period 1996-06-30
GMIS INC /DE
filed 1996-08-13
CIK 875742

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                    (Mark One)
                    [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended          June 30, 1996
                                      ----------------------------------
                    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to ______________

                        Commission file number 0-19340

                                   GMIS Inc.
         -------------------------------------------------------------
             Exact name of Registrant as specified in its charter

         Delaware                                           23-2311601
- - ------------------------------                   -------------------------------
(State or other jurisdiction                            (I.R.S. Employer
   of incorporation)                                   Identification No.)

     5 Country View Road
      Malvern, PA 19355                                   (610) 296-3838
- - ------------------------------                   -------------------------------
  (Address of principal                          (Registrant's telephone number)
   executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                   No
                   -----------                 -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Outstanding at August 1, 1996
- - ----------------------                ---------------------------------
Common Stock, $.01 par value                  8,176,250 shares

================================================================================

                                   GMIS INC.

             FORM 10-Q                                JUNE 30, 1996

                                    CONTENTS


PART I.   CONSOLIDATED FINANCIAL INFORMATION                    Page No.
                                                                --------
          Consolidated Balance Sheets -
          June 30, 1996 (Unaudited) and December 31, 1995           2


          Consolidated Statements of Operations -
          Three Months Ended June 30, 1996 and 1995 (Unaudited)     3


          Consolidated Statements of Operations -
          Six Months Ended June 30, 1996 and 1995 (Unaudited)       4


          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1996 and 1995 (Unaudited)       5


          Notes to Consolidated Financial Statements (Unaudited)    6


          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       7-10



PART II.  OTHER INFORMATION                                         11

GMIS Inc.
Consolidated Balance Sheets



                                                                            June 30,       December 31,
                                                                              1996             1995
- - --------------------------------------------------------------------------------------------------------
Assets                                                                    (Unaudited)
Current Assets
    Cash and cash equivalents                                             $ 7,394,564      $  4,692,812
    Investments available-for-sale                                          5,543,879         5,158,928
    Trade accounts receivable, less allowance:
            1996 - $400,000; 1995 - $400,000                               12,279,159        14,094,199
    Receivables from related parties                                          643,438           542,209
    Prepaid expenses                                                          614,300           384,796
- - --------------------------------------------------------------------------------------------------------
           Total Current Assets                                            26,475,340        24,872,944

Property and Equipment, at cost
    Furniture and fixtures                                                  1,796,493         1,701,489
    Computer equipment and software                                         6,358,482         6,173,576
    Leasehold improvements                                                    855,513           751,198
- - --------------------------------------------------------------------------------------------------------
                                                                            9,010,488         8,626,263
    Accumulated depreciation and amortization                              (5,106,643)       (4,165,391)
- - --------------------------------------------------------------------------------------------------------
                                                                            3,903,845         4,460,872
Capitalized Software Costs, less accumulated amortization:
    1996 - $ 11,535,347; 1995 - $ 9,987,219                                14,734,538        14,222,193
Goodwill and Other Intangibles, less accumulated amortization:
    1996 - $ 2,118,646; 1995 - $ 1,638,952                                 14,637,014        15,116,708
Investments in Affiliates, at cost                                          2,302,563         1,949,812
- - --------------------------------------------------------------------------------------------------------
           Total Assets                                                  $ 62,053,300      $ 60,622,529
========================================================================================================


Liabilities and Stockholders' Equity
Current Liabilities
    Accounts payable                                                     $  1,209,747      $  1,962,501
    Accrued expenses                                                        3,776,746         4,993,845
    Deferred income taxes                                                   1,009,164           527,401
    Deferred revenue                                                          633,854           722,310
- - --------------------------------------------------------------------------------------------------------
           Total Current Liabilites                                         6,629,511         8,206,057

Deferred Income Taxes                                                       1,484,162         1,002,399

Stockholders' Equity
    Preferred Stock, $.01 par value, 2,000,000 shares authorized;
          no shares issued                                                        -                 -
    Common Stock, $.01 par value, 30,000,000 shares authorized; issued
         and outstanding: 1996 - 8,176,250 shares; 1995 - 8,092,866 shares     81,763            80,929
    Additional paid-in capital                                             46,673,167        45,682,459
    Retained earnings                                                       7,184,697         5,650,685
- - --------------------------------------------------------------------------------------------------------
           Total Stockholders' Equity                                      53,939,627        51,414,073
- - --------------------------------------------------------------------------------------------------------
           Total Liabilities and Stockholders' Equity                    $ 62,053,300      $ 60,622,529
========================================================================================================



                See notes to consolidated financial statements.

GMIS Inc.
Consolidated Statements of Operations
(Unaudited)






                                               Three Months Ended June 30,
- - -------------------------------------------------------------------------------
                                                  1996               1995
- - -------------------------------------------------------------------------------
Operating Revenue                              $  8,802,777         $7,065,045

Operating Expenses
           Cost of revenue                        2,278,493          2,239,094
           Marketing and sales                    1,366,965          1,576,143
           Research and development               2,079,505          2,119,649
           General and administrative             1,702,507          2,231,473
- - -------------------------------------------------------------------------------
                     Total operating expenses     7,427,470          8,166,359
- - -------------------------------------------------------------------------------

Operating Income (Loss)                           1,375,307         (1,101,314)

Investment Income                                   129,827            162,824
- - -------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                 1,505,134           (938,490)
Provision (Benefit) for Income Taxes                602,100           (357,000)
- - -------------------------------------------------------------------------------

                     Net Income (Loss)         $    903,034          ($581,490)
===============================================================================

Per Common Share
         Net Income (Loss)                     $       0.11             ($0.07)
===============================================================================

Weighted average shares outstanding               8,339,539          7,982,844
===============================================================================


                See notes to consolidated financial statements.

GMIS Inc.
Consolidated Statements of Operations
(Unaudited)

                                            Six Months Ended June 30,
- - --------------------------------------------------------------------------------
                                                 1996               1995
- - --------------------------------------------------------------------------------
Operating Revenue                           $  16,941,200        $  16,156,262

Operating Expenses
        Cost of revenue                         4,641,571            4,590,016
        Marketing and sales                     2,611,758            2,913,238
        Research and development                4,004,344            4,272,316
        General and administrative              3,387,984            3,776,036
- - --------------------------------------------------------------------------------
                Total operating expenses       14,645,657           15,551,606
- - --------------------------------------------------------------------------------

Operating Income                                2,295,543              604,656

Investment Income                                 261,169              344,082
- - --------------------------------------------------------------------------------

Income Before Income Taxes                      2,556,712              948,738
Provision for Income Taxes                      1,022,700              360,000
- - --------------------------------------------------------------------------------

                Net Income                  $   1,534,012             $588,738
================================================================================

Per Common Share
        Net Income                          $        0.19                 0.07
================================================================================

Weighted average shares outstanding             8,282,595            8,689,721
================================================================================

                See notes to consolidated financial statements.

GMIS Inc.
Consolidated Statements of Cash Flows
(Unaudited)


                                                                           Six Months Ended June 30,
- - --------------------------------------------------------------------------------------------------------
                                                                            1996               1995
- - --------------------------------------------------------------------------------------------------------
Operating activities
     Net income                                                         $   1,534,012     $     588,738
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
                  Deferred income tax provision                             1,022,700           360,000
                  Compensation expense                                        199,137           244,038
                  Amortization of goodwill and other intangibles              479,694           479,694
                  Depreciation and amortization                             2,494,372         2,487,834
                  (Accretion) amortization of investment
                          (discounts) premiums                               (113,813)           31,851
                  Changes in operating assets and liabilities:
                          Trade accounts receivable                         1,815,040         1,365,564
                          Receivables from related parties                   (101,229)         (238,603)
                          Prepaid expenses                                   (229,504)         (196,931)
                          Accounts payable                                   (752,754)         (841,961)
                          Accrued expenses                                 (1,276,273)       (8,268,509)
                          Deferred revenue                                    (88,456)          370,772
- - --------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                         4,982,926        (3,617,513)

Investing activities
     Expenditures for property and equipment                                 (389,217)       (1,433,578)
     Software costs capitalized                                            (2,060,473)       (2,559,378)
     Proceeds from sale or maturity of investments                          5,551,310         3,022,000
     Purchase of investments                                               (5,822,448)       (4,451,957)
     Investment in affiliates                                                (352,751)              -
- - --------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (3,073,579)       (5,422,913)

Financing activities
     Proceeds from exercise of stock options and
        employee stock purchases                                              792,405         1,062,210
- - --------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     792,405         1,062,210
- - --------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                            2,701,752        (7,978,216)
     Cash and cash equivalents at beginning of period                       4,692,812        15,544,677
- - --------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $   7,394,564     $   7,566,461
========================================================================================================


                See notes to consolidated financial statements.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  June 30, 1996
  (Unaudited)



  Note 1:  Basis of Presentation
  ------------------------------

       The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of GMIS Inc. (the Company), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


  Note 2:  Net Income Per Common Share
  ------------------------------------

       Net income per common share is determined by dividing net income by the weighted average number of common shares outstanding during the interim period. The weighted average common shares outstanding include the effect of stock options if dilutive.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



  General

       The matters discussed in this report as well as the news releases issued from time to time by the Company contain certain forward-looking statements that involve risks and uncertainties, including timing of consummation of contracts with customers and delivery of products, the timely availability and acceptance of new products, the impact of competitive products and pricing and the ability of the Company to expand its customer base for its existing products.

  Operating Revenue

       The Company derives substantially all of its revenue from its data quality (Autocoder/(R)/ and ClaimCheck/(R)/) and decision support (Provider Insight/(R)/ and ICAS/(TM)/) product lines. Its products are licensed primarily pursuant to multi-year agreements that, in general, provide for payment of equal annual license fees over their terms. The initial license fee is recognized at the time of new product delivery and subsequent annual fees are recognized on the contract anniversary date. Revenue from services is recognized as the work is performed.

       The Company believes the seasonality of its revenue can be attributed to concentration in the fourth quarter of new product deliveries, contract anniversary dates under multi-year license agreements and renewal dates of existing agreements. Although the Company has taken certain steps to moderate this historical seasonality, it expects the trend of recognizing greatest revenue in the fourth quarter to continue in the foreseeable future.

       Operating revenue for the second quarter of 1996 increased 25% to $8,803,000 from $7,065,000 in the corresponding quarter of the prior year.
  The increase can be attributed to strong data quality revenues including revenues from a new module (ClaimReview) released in late 1995 and increased penetration into the dental market. Operating revenue for the first half of 1996 increased 5% to $16,941,000 from $16,156,000 in the corresponding period of the prior year. The increase is the result of an increase of 28% of the decision support product line and a decrease of 5% of data quality products caused by a planned deemphasis of the data quality product for the Worker's Compensation market partially offset by new data quality revenues generated in 1996.

  Operating Expenses

       Cost of revenue for the three months ended June 30, 1996 increased to $2,278,000 from $2,239,000, but decreased to 26% of operating revenue from 32% of operating revenue for the same period in 1995. The decrease as a percentage of revenue is primarily due to the sharper increase in operating revenue in the second quarter compared to expenses. Increased costs in 1996 can be attributed primarily to slight increases in payroll and software amortization. Cost of revenue for the six months ended June 30, 1996 increased to $4,642,000 from $4,590,000 but decreased to 27% of operating revenue from 28% of operating revenue for the same period in 1995. The decrease as a percentage of revenue is primarily due to the increase in operating revenue.

       Marketing and sales expense was $1,367,000 or 16% of operating revenue for the second quarter of 1996 compared to 1,576,000 or 22% of operating revenue the same period in 1995. The decrease is due to lower payroll and related expenses, recruiting and travel expense partially offset by increased sales incentives. The decrease on a percent of revenue basis was driven by the aforementioned expense reductions and increased revenues in the second quarter of 1996. For the six months ended June 30, 1996 and 1995, marketing and sales expense was $2,612,000 or 15% of operating revenue and $2,913,000 or 18% of operating revenue, respectively. The decrease was the result of lower payroll, recruiting, lodging and travel expenses partially offset by increased sales incentives in 1996.

       Research and development expenditures, before software capitalization, decreased by $236,000 or 7% for the second quarter of 1995 and $770,000 or 11% for the six months ended June 30, 1996 compared to the same periods in 1995. The decrease results from lower payroll and related expenses partially offset by increases in consulting and programming services. Capitalized software costs decreased by $195,000, or 15% for the three months ended June 30, 1996 and $499,000, or 19% for the first half of 1996 compared to the same periods in 1995. The amount of capitalized product development costs as a percentage of total product development costs were 34% for both the second quarter and first six months of 1996, compared to 38% and 37%, respectively, for the comparable periods in 1995. The product development costs capitalized in the first half of 1996 were 1.3 times the amortized amount as compared to 1.7 times in the first half of 1995. The following table summarizes the Company's research and development expenditures for the periods indicated below:

                                       Three Months Ended  Six Months Ended
                                            June 30,           June 30,
                                        1996       1995     1996       1995
(In thousands)                          ----       ----     ----       ----
  Total research and development cost   $3,170     $3,406   $6,061     $6,831
  Amount capitalized                     1,091      1,286    2,060      2,559
                                        ------     ------   ------     ------
  Amount expensed                       $2,079     $2,120   $4,001     $4,272

       General and administrative costs for the second quarter of 1996 were $1,703,000 or 19% of operating revenue as compared to $2,231,000 or 32% of operating revenue for the second quarter in 1995. The decrease as a percentage of revenue is due to both an increase in operating revenue and decrease in costs in the 1996 second quarter. Decreased costs in the second quarter were primarily due to lower payroll and related expenses, legal and depreciation expenses. General and administrative costs for the first half of 1996 decreased to $3,388,000 or 20% of operating revenue compared to $3,776,000 or 23% for the same period in 1995. The decrease in costs were due to decreases in payroll and related expenses and legal expense partially offset by increases in consulting and recruiting expenses.

  Investment Income

       Investment income was $261,000 in the first half of 1996 compared to $344,000 for the first half of 1995. The decrease in investment income is attributed to both a decrease in investment balances and a decrease in interest rates.

  Income Taxes

       The effective tax rate was 40% for the six months ended June 30, 1996. The effective tax rate was 38% for the six months ended June 30, 1995. The increase in the effective tax rate is primarily due to the federal research and development tax credit not being reinstated and to increased state rates.

  Net Income

  Net income increased to $903,000 or $0.11 per share and $1,534,000 or $0.19 per share for the quarter and six months ended June 30, 1996, respectively, from a net loss of $581,000 or $0.07 per share and to net income of $589,000 or $0.07 per share for the same periods in 1995.

  Liquidity and Capital Resources

       The Company had working capital as of June 30, 1996 of $19,846,000 (including cash and investments of $12,938,000) as compared to $16,667,000

  (including cash and investments of $9,852,000) as of December 31, 1995. The increase in working capital is primarily a result of significant collections of accounts receivable.

       The Company does not have significant commitments for capital expenditures; however, expansion will continue to increase the Company's utilization of working capital. The Company expects to fund future working capital requirements, including the remaining cash outflows related to the restructuring, from existing cash balances and cash to be generated from operations. The Company anticipates that these resources will be sufficient to fund future operating and capital expenditure requirements for the foreseeable future.

                                   GMIS INC.

                          Part II - OTHER INFORMATION



  Item  1.  Legal Proceedings - None.

  Item  2.  Changes in Securities - None.

  Item  3.  Defaults Upon Senior Securities - None.

  Item  4.  Submission of Matters to a Vote of Security Holders

           The Annual Meeting of the Stockholders' of the Company was held on May 7, 1996, and the following matters were considered:

            1. To re-elect Dr. Robert Becker, M.D. and Mr. Eugene L. Step directors of the Company for terms of three years (expiring at the 1999 Annual Meeting) and until their respective successors are duly elected and qualified.

                This proposal was approved by 7,337,405 affirmative votes and 798,041 votes were withheld.

                The following persons are directors whose term of office as a director continued after the meeting:

                Walter Channing, Jr.
                John F. Kenny
                Kenneth G. Langone
                Alan B. Miller
                Thomas R. Owens

            2. To approve the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 1996.

                The proposal was approved by 7,336,393 affirmative votes and 8,132 votes against. There were 500 abstentions.

  Item 5.   Other Information - None.

  Item 6.   Exhibits and Reports on Form 8-K - None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GMIS Inc.
                                    by:


                                    /s/ Timothy M. Leonard
                                    ----------------------
                                    Timothy M. Leonard

                                    Vice President, Finance, Treasurer & Chief
                                    Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)


Date:  August 1, 1996