Form 10-Q
period 1996-09-30
GMIS INC /DE
filed 1996-11-12
CIK 875742

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

      (Mark One)
         [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1996
                                              ------------------

         [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


          For the transition period from _________ to _______________


                        Commission file number 0-19340


                                   GMIS Inc.
                        -------------------------------
             Exact name of Registrant as specified in its charter

          Delaware                                       23-2311601
----------------------------               -----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
    of incorporation)

    5 Country View Road
     Malvern, PA 19355                                 (610) 296-3838
----------------------------                -----------------------------------
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


                        Yes  X                  No
                        ---------               ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                   Outstanding at November 1, 1996
    -------------------------------      -------------------------------
     Common Stock, $.01 par value               8,597,439 shares

================================================================================

                                   GMIS INC.

          FORM 10-Q                                SEPTEMBER 30, 1996

                                   CONTENTS





PART I.   CONSOLIDATED FINANCIAL INFORMATION                            Page No.
                                                                        --------

          Consolidated Balance Sheets -
          September 30, 1996 (Unaudited) and December 31, 1995             2


          Consolidated Statements of Operations -
          Three Months Ended September 30, 1996 and 1995 (Unaudited)       3


          Consolidated Statements of Operations -
          Nine Months Ended September 30, 1996 and 1995 (Unaudited)        4


          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995 (Unaudited)        5


          Notes to Consolidated Financial Statements (Unaudited)           6


          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7-10


PART II.  OTHER INFORMATION                                                11

GMIS Inc.
Consolidated Balance Sheets




                                                                                  September 30,              December 31,
                                                                                       1996                      1995
------------------------------------------------------------------------------------------------------------------------------
Assets                                                                             (Unaudited)
Current Assets
     Cash and cash equivalents                                                 $     12,081,963         $       4,692,812
     Investments available-for-sale                                                   5,516,110                 5,158,928
     Trade accounts receivable, less allowance:
             1996 - $400,000; 1995 - $400,000                                        13,455,630                14,094,199
     Receivables from related parties                                                   789,153                   542,209
     Prepaid expenses                                                                   809,569                   384,796
------------------------------------------------------------------------------------------------------------------------------
                   Total Current Assets                                              32,652,425                24,872,944

Property and Equipment, at cost
     Furniture and fixtures                                                           1,883,765                 1,701,489
     Computer equipment and software                                                  7,222,072                 6,173,576
     Leasehold improvements                                                           1,055,535                   751,198
------------------------------------------------------------------------------------------------------------------------------
                                                                                     10,161,372                 8,626,263
     Accumulated depreciation and amortization                                       (5,642,691)               (4,165,391)
------------------------------------------------------------------------------------------------------------------------------
                                                                                      4,518,681                 4,460,872
Capitalized Software Costs, less accumulated amortization:
     1996 - $ 12,480,391; 1995 - $ 9,987,219                                         15,144,652                14,222,193
Goodwill and Other Intangibles, less accumulated amortization:
     1996 - $ 2,358,493; 1995 - $ 1,638,952                                          14,397,167                15,116,708
Investments in Affiliates, at cost                                                    2,550,028                 1,949,812
------------------------------------------------------------------------------------------------------------------------------
                   Total Assets                                                $     69,262,953          $     60,622,529
==============================================================================================================================


Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                         $       1,818,458         $       1,962,501
     Accrued expenses                                                                 4,302,197                 4,993,845
     Deferred income taxes                                                            1,593,714                   527,401
     Deferred revenue                                                                   520,271                   722,310
------------------------------------------------------------------------------------------------------------------------------
                   Total Current Liabilites                                           8,234,640                 8,206,057

Deferred Income Taxes                                                                 2,068,712                 1,002,399
Stockholders' Equity
     Preferred Stock, $.01 par value, 2,000,000 shares authorized;
           no shares issued                                                                 -                         -
     Common Stock, $.01 par value, 30,000,000 shares authorized; issued
          and outstanding: 1996 - 8,452,539 shares; 1995 - 8,092,866 shares              84,525                    80,929
     Additional paid-in capital                                                      49,937,668                45,682,459
     Retained earnings                                                                8,937,408                 5,650,685
------------------------------------------------------------------------------------------------------------------------------
                   Total Stockholders' Equity                                        58,959,601                51,414,073
------------------------------------------------------------------------------------------------------------------------------
                   Total Liabilities and Stockholders' Equity                  $     69,262,953          $     60,622,529
==============================================================================================================================


                See notes to consolidated financial statements.
                                      -2-

GMIS Inc.
Consolidated Statements of Operations
(Unaudited)


                                                              Three Months Ended September 30,

------------------------------------------------------------------------------------------------------
                                                                1996                      1995
------------------------------------------------------------------------------------------------------
Operating Revenue                                             $    10,310,126         $     8,567,438

Operating Expenses
               Cost of revenue                                      2,654,018               2,396,458
               Marketing and sales                                  1,107,311               1,176,452
               Research and development                             2,077,918               2,079,179
               General and administrative                           1,726,548               1,922,375
------------------------------------------------------------------------------------------------------
                             Total operating expenses               7,565,795               7,574,464
------------------------------------------------------------------------------------------------------

Operating Income                                                    2,744,331                 992,974

Investment Income                                                     178,405                 145,578
------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                          2,922,736               1,138,552
Provision for Income Taxes                                          1,170,025                 433,000
------------------------------------------------------------------------------------------------------

                             Net Income                      $      1,752,711        $        705,552
======================================================================================================


Per Common Share
               Primary                                       $           0.20        $           0.08
                                                        ======================     ===================

               Assuming full dilution                        $           0.20        $           0.08
======================================================================================================

Weighted average shares outstanding
               Primary                                              8,559,695               8,537,211
                                                        ======================     ===================

               Assuming full dilution                               8,983,581               8,537,211
======================================================================================================


                See notes to consolidated financial statements.

GMIS Inc.
Consolidated Statements of Operations
(Unaudited)





                                                                                  Nine Months Ended September 30,

--------------------------------------------------------------------------------------------------------------------------
                                                                                       1996                      1995
--------------------------------------------------------------------------------------------------------------------------
Operating Revenue                                                                $    27,251,326        $      24,723,700

Operating Expenses
                Cost of revenue                                                        7,295,589                6,986,474
                Marketing and sales                                                    3,719,069                4,089,690
                Research and development                                               6,082,262                6,351,495
                General and administrative                                             5,114,532                5,698,411
--------------------------------------------------------------------------------------------------------------------------
                              Total operating expenses                                22,211,452               23,126,070
--------------------------------------------------------------------------------------------------------------------------

Operating Income                                                                       5,039,874                1,597,630

Investment Income                                                                        439,574                  489,660
--------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                                             5,479,448                2,087,290
Provision for Income Taxes                                                             2,192,725                  793,000
--------------------------------------------------------------------------------------------------------------------------

                              Net Income                                        $      3,286,723       $        1,294,290
==========================================================================================================================


Per Common Share
                Primary                                                        $            0.39       $             0.15
                                                                              ===================     ====================

                Assuming full dilution                                         $            0.38       $             0.15
==========================================================================================================================

Weighted average shares outstanding
                Primary                                                                8,374,962                8,635,704
                                                                              ===================     ====================

                Assuming full dilution                                                 8,545,770                8,666,242
==========================================================================================================================

                                          See notes to consolidated financial statements

GMIS Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                              Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------
                                                                              1996                       1995
------------------------------------------------------------------------------------------------------------------
Operating activities
         Net income                                                      $   3,286,723           $      1,294,290
         Adjustments to reconcile net income to net cash
                provided by (used in) operating activities:
                         Deferred income tax provision                       2,192,725                    793,000
                         Compensation expense                                  300,619                    244,038
                         Amortization of goodwill and other intangibles        719,541                    719,541
                         Depreciation and amortization                       3,975,465                  3,816,715
                         (Accretion) amortization of investment
                                   (discounts) premiums                       (161,644)                    51,543
                         Provision for bad debts                                     -                    145,500
                         Changes in operating assets and liabilities:
                                   Trade accounts receivable                   638,569                   (838,506)
                                   Receivables from related parties           (246,944)                  (359,643)
                                   Prepaid expenses                           (424,773)                  (435,186)
                                   Accounts payable                           (144,043)                (1,432,621)
                                   Accrued expenses                           (853,229)                (8,084,477)
                                   Deferred revenue                           (202,039)                   677,696
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                          9,080,970                 (3,408,110)

Investing activities
         Expenditures for property and equipment                            (1,540,102)                (1,889,547)
         Software costs capitalized                                         (3,415,631)                (3,760,572)
         Proceeds from sale or maturity of investments                       7,996,310                  5,622,000
         Purchase of investments                                            (8,191,848)                (7,051,957)
         Investment in affiliates                                             (600,216)                         -
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (5,751,487)                (7,080,076)

Financing activities
         Proceeds from exercise of stock options and
             employee stock purchases                                        4,059,668                  1,557,604
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    4,059,668                  1,557,604
------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                             7,389,151                 (8,930,582)
         Cash and cash equivalents at beginning of period                    4,692,812                 15,544,677
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $ 12,081,963           $      6,614,095
==================================================================================================================


                See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996
(Unaudited)



Note 1:  Basis of Presentation
------------------------------

     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of GMIS (the Company), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


Note 2:  Net Income Per Common Share
------------------------------------

     Net income per common share is determined by dividing net income by the weighted average number of common shares outstanding during the interim period. The weighted average common shares outstanding include the effect of stock options if dilutive.



Note 3:  Merger
---------------

     On September 24, 1996 the Company announced that it had signed a definitive agreement to be acquired by HBO & Company ("HBOC"). Pursuant to the Agreement of Merger dated September 23, 1996 (the "Merger Agreement") among GMIS, HBOC and HBO & Company of Georgia ("HBOC-GA"), a wholly-owned subsidiary of HBOC, (i) GMIS will merge with and into HBOC-GA and (ii) each outstanding share of common stock of GMIS and each right to acquire a share of GMIS common stock will be converted into the right to receive .42 of a share of common stock of HBOC, subject to possible adjustment as provided in the Merger Agreement and less the amount of any fractional share, which will be paid in cash. The merger is subject to various conditions, including the approval of the shareholders of GMIS at a meeting scheduled to be held on December 9, 1996.

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

Operating Revenue

     The Company derives substantially all of its revenue from its data quality (Autocoder(R) and ClaimCheck(R)) and decision support (Provider Insight(R) and ICAS(TM) product lines. Its products are licensed primarily pursuant to multi-year agreements that, in general, provide for payment of equal annual license fees over their terms. The initial license fee is recognized at the time of new product delivery and subsequent annual fees are recognized on the contract anniversary date. Revenue from services is recognized as the work is performed.

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

     Operating revenue for the third quarter of 1996 increased 20% to $10,310,000 from $8,567,000 in the corresponding quarter of the prior year. The increase can be attributed to strong data quality revenues including revenues from a new module (ClaimReview) released in late 1995 and continued penetration into the dental market. Operating revenue for the first three quarters of 1996 increased 10% to $27,251,000 from $24,724,000 in the corresponding period of the prior year. The 1996 increase in revenue can be attributed to percentage increases from all products.

Operating Expenses

     Cost of revenue for the three months ended September 30, 1996 increased to $2,654,000 from $2,396,000 but decreased to 26% of operating revenue compared to 28% of operating revenue for the same period in 1995. The decrease as a percentage of revenue is primarily due to the increase in operating revenue in the third quarter compared to expenses. The increased costs can be attributed to higher consulting services and increased software amortization partially offset by lower payroll and related expenses. Cost of revenue increased 4% to $7,296,000 from $6,986,000, but decreased to 27% of operating revenue for the nine months ended September 30, 1996 compared to 28% of operating revenue for the same period in 1995. The decrease as a percentage of revenue is primarily due to the increase in operating revenue.

     Marketing and sales expense decreased to $1,107,000 or 11% of operating revenue for the third quarter of 1996 compared to $1,176,000 or 14% of operating revenue for the same quarter in 1995. The decrease is due to lower advertising, recruiting and consulting costs partially offset by a slight increase in salary, commission and related expenses. Marketing and sales expense for the nine month period ended September 30, 1996 decreased to $3,719,000 as compared to $4,090,000 for the same period of 1995. Expressed as a percentage of operating revenue marketing and sales expense for the nine months ended September 30, 1996 decreased to 14% as compared to 17% of operating revenue for the same period in 1995. The decrease in costs as a percent of revenue is the result of lower payroll, recruiting, and travel expenses partially offset by increased sales incentives in 1996.

     Research and development expenditures, before software capitalization, increased by $153,000 or 5% for the third quarter of 1996 and decreased by $614,000 or 6% for the first nine months of 1996 compared to the same periods in 1995. The decrease results from lower personnel and related costs partially offset by increases in consulting and programming services. Capitalized software costs increased by $154,000 or 13% for the three months ended September 30, 1996 and decreased by $345,000 or 9% for the nine months ended September 30, 1996 compared to the same periods in 1995. The amount of capitalized product development costs as a percentage of total product development costs were 39% for the third quarter and 36% for the nine months of 1996, respectively, compared to 37% for the comparable periods in 1995. The product development costs capitalized in the first nine months of 1996 were 1.4 times the amortized amount as compared to 1.6 times in the first nine months of 1995. The following table summarizes the Company's research and development expenditures for the periods indicated below:

                                             Three months     Nine months
                                                ended            ended
                                            September 30,    September 30,
                                        --------------       ------------------
                                         1996    1995          1996       1995
                                        ------  ------       -------    -------
                                                    (in thousands)
Total research and development costs    $3,433  $3,280       $9,498    $10,112
Amount capitalized                       1,355   1,201        3,416      3,761
                                        ------  ------       ------    -------
Amount expensed                         $2,078  $2,079       $6,082     $6,351
                                        ======  ======       ======    =======

     General and administrative costs for the third quarter of 1996 were $1,727,000 or 17% of operating revenue as compared to $1,922,000 or 22% of operating revenue for the third quarter in 1995. The decrease as a percentage of revenue is due to both an increase in operating revenue and decrease in costs in the third quarter of 1996. General and administrative costs for the first nine months of 1996 decreased to $5,115,000 or 19% of operating revenue compared to $5,698,000 or 23% for the same period in 1995. The decrease in costs for both the third quarter and nine month periods ended September 30, 1996 were due to decreases in payroll and related expenses and legal expense partially offset by increases in consulting and recruiting expenses.


Investment Income

     Investment income was $178,000 and $440,000 for the three and nine months ended September 30, 1996, respectively, compared to $146,000 and $490,000 for the same periods in 1995. The increase in investment income for the three months ended September 30, 1996 compared to the same period in 1995, is attributed to an increase in the invested balance during the quarter while rates were consistent from period to period. The decrease in investment income for the nine month period ended September 30, 1996 compared to the same period in 1995 is attributed to the lower average invested balances during the first nine months of 1996.

Income Taxes

     The effective tax rate was 40% for the nine months ended September 30, 1996. The effective tax rate was 38% for the nine months ended September 30, 1995. The increase in the effective tax rate is primarily due to an increase in state rates in 1996.

Net Income

Net income increased to $1,753,000 or $0.20 per share and $3,287,000 or $0.39 per share for the quarter and nine months ended September 30, 1996, respectively from $706,000 or $0.08 per share and $1,294,000 or $0.15 per share for the same period in 1995.

Liquidity and Capital Resources

     The Company had working capital as of September 30, 1996 of $24,418,000 (including cash and investments of $17,598,000) as compared to $16,667,000 (including cash and investments of $9,852,000) as of December 31, 1995. The increase in working capital is primarily a result of the Company's operating results and the exercise of stock options.

     The Company does not have significant commitments for capital expenditures; however, expansion will continue to increase the Company's utilization of working capital. The Company expects to fund future working capital requirements from existing cash balances and cash to be generated from operations. The Company anticipates that these resources will be sufficient to fund future operating and capital expenditure requirements for the foreseeable future.

     On September 24, 1996 the Company announced that it had signed a definitive agreement to be acquired by HBO & Company ("HBOC"). Pursuant to the Agreement of Merger dated September 23, 1996 (the "Merger Agreement") among GMIS, HBOC and HBO & Company of Georgia ("HBOC-GA"), a wholly-owned subsidiary of HBOC, (i) GMIS will merge with and into HBOC-GA and (ii) each outstanding share of common stock of GMIS and each right to acquire a share of GMIS common stock will be converted into the right to receive .42 of a share of common stock of HBOC, subject to possible adjustment as provided in the Merger Agreement and less the amount of any fractional share, which will be paid in cash. The merger is subject to various conditions, including the approval of the shareholders of GMIS at a meeting scheduled to be held on December 9, 1996.

                                   GMIS INC.

                          Part II - OTHER INFORMATION



Item  1.   Legal Proceedings - See Note 3 of Consolidated Financial Statements.

Item  2.   Changes in Securities - None

Item  3.   Defaults Upon Senior Securities - None

Item  4.   Submission of  Matters to a Vote of Security Holders - None

Item  5.   Other Information -

           On September 24, 1996 the Company announced that it had signed a definitive agreement to be acquired by HBO & Company ("HBOC"). Pursuant to the Agreement of Merger dated September 23, 1996 (the "Merger Agreement") among GMIS, HBOC and HBO & Company of Georgia ("HBOC-GA"), a wholly-owned subsidiary of HBOC, (i) GMIS will merge with and into HBOC-GA and (ii) each outstanding share of common stock of GMIS and each right to acquire a share of GMIS common stock will be converted into the right to receive .42 of a share of common stock of HBOC, subject to possible adjustment as provided in the Merger Agreement and less the amount of any fractional share, which will be paid in cash. The merger is subject to various conditions, including the approval of the shareholders of GMIS at a meeting scheduled to be held on December 9, 1996.

Item  6.   Exhibits and Reports on Form 8-K -

           Exhibit 2 - Agreement of Merger made the 23 day of September 1996 by and among HBO & Company, HBO & Company of Georgia and GMIS Inc. - Incorporated by reference from the definitive proxy statement of GMIS Inc. dated November 6, 1996 relating to a Special meeting of Stockholders to be held on December 9, 1996.

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


Date:  November 12, 1996